Form 10-K/A
period 2018-12-31
GS Mortgage Securities Trust 2013-GCJ12
filed 2019-11-05
CIK 1575190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 20, 2019 (the “Original Form 10-K”) is to replace the report on assessment of compliance and the accountants’ attestation report of Rialto Capital Advisors, LLC filed as exhibits to the Original Form 10-K under Exhibit 33 and Exhibit 34, respectively, with the corresponding exhibits attached hereto.  Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The Registrant has been made aware of the following additional information:

Rialto Capital Advisors, LLC (“RCA”) was previously an indirect wholly-owned subsidiary of Lennar Corporation (“Lennar”) (NYSE: LEN and LEN.B), a national homebuilder. RCA and certain of its affiliates were acquired on November 30, 2018 by investment funds managed by Stone Point Capital LLC (“Stone Point”) in partnership with the management team of RCA's affiliates. Stone Point is a financial services and asset management focused private equity firm based in Greenwich, Connecticut. Situs is a wholly-owned subsidiary of an affiliated entity of Stone Point.

PART IV

Item 15. Exhibits, Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.2         Rialto Capital Advisors, LLC, as Special Servicer

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.2         Rialto Capital Advisors, LLC, as Special Servicer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: November 5, 2019